Form 10-K
period 2023-12-31
Benchmark 2022-B36 Mortgage Trust
filed 2024-03-18
CIK 1927678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(212) 834-5467

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to May 2, 2023 and the primary servicer of the 79 Fifth Avenue Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and The Lion Building Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include The Reef Mortgage Loan, the 79 Fifth Avenue Mortgage Loan and The Lion Building Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association as primary servicer and special servicer of The Reef Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of The Lion Building Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer and special servicer of The Reef Mortgage Loan and Greystone Servicing Company LLC as special servicer of the 79 Fifth Avenue Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 33.1)

33.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Computershare Trust Company, National Association, as Certificate Administrator

33.6         Computershare Trust Company, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 33.1)

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 39 Broadway Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.10       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.11       Wilmington Trust, National Association, as Trustee of the 39 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Computershare Trust Company, National Association, as Custodian of the 39 Broadway Mortgage Loan (see Exhibit 33.6)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the 39 Broadway Mortgage Loan (see Exhibit 33.7)

33.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Campus Martius Mortgage Loan (see Exhibit 33.1)

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Campus Martius Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.16       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023 (see Exhibit 33.3)

33.17       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 33.6)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 33.7)

33.20       KeyBank National Association, as Primary Servicer of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       KeyBank National Association, as Special Servicer of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wilmington Trust, National Association, as Trustee of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Computershare Trust Company, National Association, as Custodian of The Reef Mortgage Loan (see Exhibit 33.6)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of The Reef Mortgage Loan (see Exhibit 33.7)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.1)

33.26       Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan

33.27       Wilmington Trust, National Association, as Trustee of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Custodian of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.6)

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the 79 Fifth Avenue Mortgage Loan (see Exhibit 33.7)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.1)

33.31       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.32       Wilmington Trust, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.6)

33.34       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.7)

33.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Lion Building Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of The Lion Building Mortgage Loan (see Exhibit 33.31)

33.37       Wilmington Trust, National Association, as Trustee of The Lion Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Computershare Trust Company, National Association, as Custodian of The Lion Building Mortgage Loan (see Exhibit 33.6)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of The Lion Building Mortgage Loan (Omitted. See Explanatory Notes.)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 34.1)

34.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Computershare Trust Company, National Association, as Certificate Administrator

34.6         Computershare Trust Company, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 34.1)

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 39 Broadway Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.10       K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.11       Wilmington Trust, National Association, as Trustee of the 39 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Computershare Trust Company, National Association, as Custodian of the 39 Broadway Mortgage Loan (see Exhibit 34.6)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the 39 Broadway Mortgage Loan (see Exhibit 34.7)

34.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Campus Martius Mortgage Loan (see Exhibit 34.1)

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Campus Martius Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.16       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023 (see Exhibit 34.3)

34.17       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 34.6)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 34.7)

34.20       KeyBank National Association, as Primary Servicer of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       KeyBank National Association, as Special Servicer of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wilmington Trust, National Association, as Trustee of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Computershare Trust Company, National Association, as Custodian of The Reef Mortgage Loan (see Exhibit 34.6)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of The Reef Mortgage Loan (see Exhibit 34.7)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.1)

34.26       Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan

34.27       Wilmington Trust, National Association, as Trustee of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Custodian of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.6)

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the 79 Fifth Avenue Mortgage Loan (see Exhibit 34.7)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.1)

34.31       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.32       Wilmington Trust, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.6)

34.34       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.7)

34.35       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Lion Building Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of The Lion Building Mortgage Loan (see Exhibit 34.31)

34.37       Wilmington Trust, National Association, as Trustee of The Lion Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Computershare Trust Company, National Association, as Custodian of The Lion Building Mortgage Loan (see Exhibit 34.6)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of The Lion Building Mortgage Loan (Omitted. See Explanatory Notes.)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to May 2, 2023 (see Exhibit 35.1)

35.3         K-Star Asset Management LLC, as Special Servicer on and after May 2, 2023

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 39 Broadway Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.7         K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Campus Martius Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One Campus Martius Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.10       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan on and after May 2, 2023 (see Exhibit 35.3)

35.11       KeyBank National Association, as Primary Servicer of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       KeyBank National Association, as Special Servicer of The Reef Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 79 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.14       Greystone Servicing Company LLC, as Special Servicer of the 79 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Lion Building Mortgage Loan (see Exhibit 35.1)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of The Lion Building Mortgage Loan (see Exhibit 35.16)

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

Date: March 15, 2024