Form 10-K
period 2024-12-31
Benchmark 2022-B36 Mortgage Trust
filed 2025-03-17
CIK 1927678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 79 Fifth Avenue Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and The Lion Building Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

33.2        K-Star Asset Management LLC, as Special Servicer

33.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4        Computershare Trust Company, National Association, as Certificate Administrator

33.5        Computershare Trust Company, National Association, as Custodian

33.6        Park Bridge Lender Services LLC, as Operating Advisor

33.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 33.1)

33.8        K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan (see Exhibit 33.2)

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

33.13      K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (see Exhibit 33.2)

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

34.2        K-Star Asset Management LLC, as Special Servicer

34.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4        Computershare Trust Company, National Association, as Certificate Administrator

34.5        Computershare Trust Company, National Association, as Custodian

34.6        Park Bridge Lender Services LLC, as Operating Advisor

34.7        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 34.1)

34.8        K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan (see Exhibit 34.2)

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

34.13      K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (see Exhibit 34.2)

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

35.2        K-Star Asset Management LLC, as Special Servicer

35.3        Computershare Trust Company, National Association, as Certificate Administrator

35.4        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 39 Broadway Mortgage Loan (see Exhibit 35.1)

35.5        K-Star Asset Management LLC, as Special Servicer of the 39 Broadway Mortgage Loan (see Exhibit 35.2)

35.6        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the One Campus Martius Mortgage Loan (see Exhibit 35.1)

35.7        K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (see Exhibit 35.2)

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

Date: March 17, 2025